Form 10-K
period 2024-10-27
John Deere Owner Trust 2021-B
filed 2025-01-24
CIK 1867550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

⌧ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 27, 2024

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

Dated: January 24, 2025